Form 10-Q
period 2015-03-31
Yellow Grotto Acquisition Corp
filed 2015-05-14
CIK 1634422

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2015

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		   000-55388

                      YELLOW GROTTO ACQUISITION CORPORATION
           (Exact name of registrant as specified in its charter)


            Delaware                             47-3165398
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                           215 Apolena Avenue
                        Newport Beach, California 92662
          (Address of principal executive offices)  (zip code)

                              949/673-4510
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer           Smaller reporting company  X
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                   Outstanding at
                                              May 14, 2015

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

______________________________________________________________

                      UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements                        2-4

Notes to Unaudited Condensed Financial Statements               5-7

______________________________________________________________________

                   YELLOW GROTTO ACQUISITION CORPORATION
                    UNAUDITED CONDENSED BALANCE SHEET


  ASSETS
  ------                                            March 31,
						      2015
                                                   ------------
                                                   (unaudited)

  Current assets

    Cash                                         $         0
                                                  ------------
       Total assets                              $         0
                                                  ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT

   Current liabilities

     Accrued liabilities                         $         0
                                                  ------------
        Total liabilities                                  0
                                                  ------------
  Stockholders' deficit
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding as of March 31,
    2015                                                  -

    Common stock, $0.0001 par value, 100,000,000
    shares authorized; 20,000,000 shares issued
    and outstanding as of March 31, 2015                2,000

    Discount on Common Stock                           (2,000)

    Additional paid-in capital                            712

  Accumulated deficit                                    (712)
                                                  ------------
      Total stockholders' deficit                           0
                                                  ------------
      Total liabilities and stockholders'
         deficit                                  $         0
                                                  ============

The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________
                    YELLOW GROTTO ACQUISITION CORPORATION
                 UNAUDITED CONDENSED STATEMENT OF OPERATIONS


                                                  For the period from
                                                     January 12, 2015
                                                    (Inception) to
                                                     March 31, 2015
                                                  -----------------

    Revenue                                      $            -

    Cost of revenue                                           -
                                                  -----------------
    Gross profit                                              -

    Operating expenses                                      712
                                                  -----------------
    Operating loss                                         (712)


    Loss before income taxes                               (712)
                                                 ==================
    Income tax expense                                        -

    Net loss                                     $         (712)
                                                 ==================

    Loss per share - basic and diluted           $        (0.00)
                                                 ==================

    Weighted average shares-basic and diluted          20,000,000
                                                 ------------------



The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                     YELLOW GROTTO ACQUISITION CORPORATION
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                     For the period from
                                                      January 12, 2015
                                                       (Inception) to
                                                       March 31, 2015
                                                       --------------

 OPERATING ACTIVITIES

   Net loss                                            $       (712)
                                                       -------------

   Non-cash adjustments to reconcile net loss to
     net cash:
     Expenses paid for by stockholder and
        contributed as capital                                  712
                                                       -------------

      Changes in Operating Assets and Liabilities:

          Accrued liability                                       0
                                                       -------------
            Net cash (used in) operating activities               0
                                                       -------------

   Net increase in cash                                           0

   Cash, beginning of period                                      -
                                                       -------------
   Cash, end of period                                 $          0
                                                       =============


The accompanying notes are an integral part of these unaudited condensed financial statements.

--------------------------------------------------------------------
                 YELLOW GROTTO ACQUISITION CORPORATION
            Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Yellow Grotto Acquisition Corporation ("Yellow Grotto" or "the Company") was incorporated on January 12, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Yellow Grotto. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's unaudited condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying unaudited condensed financial statements.

USE OF ESTIMATES

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting periods.
Actual results could differ from those estimates.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2015.

______________________________________________________________________

                 YELLOW GROTTO ACQUISITION CORPORATION
            Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2015, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the unaudited condensed financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the unaudited condensed financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

  Level 3 inputs are unobservable inputs for the asset or liability.
The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended March 31, 2015.
The Company had working capital of ($400) and an accumulated deficit of ($712) as of March 31, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

______________________________________________________________________

                 YELLOW GROTTO ACQUISITION CORPORATION
            Notes to Unaudited Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In August, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We are currently assessing the impact of the adoption of ASU No. 2014-15 on our financial statements and disclosures.

In June, 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity
(DSE) in its entirety from current accounting guidance. We have elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception. We do not believe the adoption of ASU No. 2014-10 will have significant impact on our financial statements and disclosures.

NOTE 4   STOCKHOLDERS' DEFICIT

On January 22, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2015, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Yellow Grotto Acquisition Corporation was incorporated on
January 12, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Yellow Grotto Acquisition Corporation ("Yellow Grotto" or the "Company") is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

    Since inception Yellow Grotto's operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on March 2, 2015 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

   Yellow Grotto has no operations nor does it currently engage in any business activities generating revenues. Yellow Grotto's principal business objective is to achieve a business combination with a target company.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     No assurances can be given that Yellow Grotto will be successful in locating or negotiating with any target company.

   The most likely target companies are those seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

   The search for a target company will not be restricted to any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, whether such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

   In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the officer and director of the Company will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

     As of March 31, 2015 Yellow Grotto had not generated revenues and had no income or cash flows from operations since inception. At March 31, 2015 Yellow Grotto had sustained net loss of $712, and had an accumulated deficit of $712.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of Yellow Grotto as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with Yellow Grotto.

     Management will pay all expenses incurred by Yellow Grotto until a change in control is effected. There is no expectation of repayment for such expenses.

     The president of Yellow Grotto is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

      Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

      There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II -- OTHER INFORMATION

`ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000 as folllows:

     On January 22, 2015, the Company issued the following shares of its common stock:

Name               Number of Shares

James Cassidy         10,000,000
James McKillop        10,000,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

               (a)  Not applicable.
               (b)  Item 407(c)(3) of Regulation S-K:

   During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS

     (a)     Exhibits

     31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            YELLOW GROTTO ACQUISITION CORPORATION


                            By:   /s/ James M. Cassidy
                                  President, Chief Financial Officer

Dated:   May 14, 2015